Form 10-Q
period 1999-09-30
ENVIRONMENTAL CONSTRUCTION PRODUCTS INTERNATIONAL
filed 1999-12-10
CIK 1046986

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission file no.    0-26609

                ENVIRONMENTAL CONSTRUCTION PRODUCTS INTERNATIONAL
                                      f/k/a
                             GINSITE MATERIALS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Florida                                          65-0774999
-------------------------------                            -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2870 Speer Boulevard, Suite 205, Denver, CO                80211
- ---------------------------------------                  ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number (303) 455-3100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                              Name of each exchange on
                                                  which registered
      None
---------------------------                      -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

Copy of Communications to:

    Donald F. Mintmire            &       Peter G. Futro
    Mintmire & Associates                 Futro & Trauernicht, LLC
    265 Sunrise Avenue                    Alamo Plaza
    Suite 204                             1401 Seventeenth Street, 11th Floor
    Palm Beach, FL 33480                  Denver, Colorado 80202
    (561) 832-5696                        (303) 295-3360

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X         No
              ---             ---

         As of November 22, 1999, there are 8,866,126 shares of voting stock of the registrant issued and outstanding. There are a total of 59 active shareholders.







PART I

Item 1. Financial Statements


INDEX TO FINANCIAL STATEMENTS



Consolidated Balance Sheets                                        F-2

Consolidated Statements of Operations                              F-3

Consolidated Statements of Changes in Stockholders' Equity         F-4

Consolidated Statements of Cash Flows                              F-5

Notes to Consolidated Financial Statements                         F-6

                Environmental Construction Products International
                          f/k/a Ginsite Materials, Inc.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                               September 30, 1999  December 31, 1998
                                                               ------------------  -----------------
                                                                    (unaudited)
                                      ASSETS
CURRENT ASSETS
   Cash                                                        $           4,596   $             360
   Accounts receivable
      Trade                                                                    0               1,323
      Related party                                                            0              18,696
   Inventories                                                            13,566              23,379
   Advance to related party                                                5,000                   0
   Note receivable-related party
     (net of allowance of $105,750 and $0, respectively)                 109,788                   0
                                                               ------------------   -----------------
      Total current assets                                               132,950               43,758
                                                               ------------------   -----------------

PROPERTY AND EQUIPMENT
   Equipment                                                             124,606              128,624
   Leasehold improvements                                                 56,550               56,550
   Less: Accumulated depreciation                                        (38,164)             (19,021)
                                                               ------------------   ------------------
       Total property and equipment                                      142,992              166,153
                                                               ------------------   ------------------

OTHER ASSETS
   Deposits                                                               14,473               13,448
   Intangible asset-patent pending                                       183,134               40,781

                                                              -------------------   -------------------
      Total other assets                                                 197,607               54,229
                                                              -------------------   -------------------
Total Assets                                                  $          473,549    $          264,140
                                                              ===================   ===================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                           $          110,062    $           68,352
   Accounts payable-related party                                          4,350                 4,350
   Salaries payable                                                            0                 4,816
   Payroll taxes payable                                                  92,574                14,834
   Note payable-related party                                            267,676                47,007
                                                              -------------------    ------------------
     Total current liabilities                                           474,662               139,359
                                                              -------------------    ------------------

LONG-TERM LIABILITIES
   Notes payable                                                         670,887                     0
                                                              -------------------    ------------------
     Total long-term liabilities                                         670,887                     0
                                                              -------------------    ------------------
Total Liabilities                                                      1,145,549               139,359
                                                              -------------------    ------------------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value,
     authorized 10,000,000; 0 issued and outstanding                           0                     0
   Common stock, $0.001 par value,
     authorized 50,000,000 and 100,000,000 shares,
     respectively; with 10,977,636 and 13,783,662 issued and
      outstanding, respectively                                           10,978                13,784
   Additional paid-in capital                                          7,062,448             3,867,255
   Deficit accumulated during the development stage                   (7,745,426)           (3,756,258)
                                                              -------------------    ------------------
     Total stockholders' equity                                         (672,000)              124,781
                                                              -------------------    ------------------
Total Liabilities and Stockholders' Equity                    $          473,549    $          264,140
                                                              ===================    ==================

     The accompanying notes are an integral part of the financial statements
                                       F-2


                Environmental Construction Products International
                          f/k/a Ginsite Materials, Inc.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                       Cumulative
                                                                                                     since Inception
                                                              For the NineMonths Ended                   through
                                                      September 30, 1999    September 30, 1998     September 30, 1999
                                                    --------------------- ----------------------- ---------------------
Revenues
   Product sales                                    $              26,788 $                14,312 $              42,618
   Distributor fees                                                     0                       0                 6,980
                                                    --------------------- ----------------------- ---------------------

Total revenues                                                     26,788                  14,312                49,598
                                                    --------------------- ----------------------- ---------------------

Costs and expenses
   Compensation :
        Officers                                                1,101,890               1,962,930             2,815,253
        Other                                                     340,182               1,220,411             1,519,989
        Related party                                             255,250                       0               274,990
        Consultants                                             1,273,891                       0             1,273,891
   Depreciation and amortization                                   26,615                  18,715                56,017
   General and Administrative                                     576,450                 519,245             1,506,387
   Bad debt expense                                                10,000                       0               227,817
                                                    --------------------- ----------------------- ---------------------
Total expense                                                   3,584,278               3,721,301             7,674,344
                                                    --------------------- ----------------------- ---------------------
Loss from operations                                           (3,557,490)             (3,706,989)           (7,624,746)

Other income (expense)
   Interest income                                                  3,030                      17                 4,690
   Interest expense                                              (115,435)                 (1,354)             (125,370)
                                                    --------------------- ----------------------- ---------------------

Net loss                                            $          (3,669,895)$            (3,708,326)$          (7,745,426)
                                                    ===================== ======================= =====================
Net loss per weighted average share, basic          $               (0.35)$                 (1.52)$               (0.77)
                                                    ===================== ======================= =====================
Weighted average number of shares, basic*                      10,346,692               2,440,469            10,101,989
                                                    ===================== ======================= =====================


     The accompanying notes are an integral part of the financial statements
                                       F-3

                Environmental Construction Products International
                          f/k/a Ginsite Materials, Inc.
                        (A Development Stage Enterprise)
           Consolidated Statements of Changes in Stockholders' Equity



                                                                                             Deficit
                                                                                             Accumulated
                                                                  Additional      Bene.      During the        Total
                                        Number of     Common      Paid-in         Conv.      Development       Stockholders'
                                        Shares        Stock       Capital         Feature    Stage             Equity
                                       ------------ ----------- -------------- ---------- ----------------  -----------------
BEGINNING BALANCE, December
31, 1997                               $  9,335,500 $     9,336 $       36,127 $       0  $       (40,939)  $         4,524
First quarter - cash ($0.35/sh)             754,986         755        263,490         0                0           264,245
First quarter - services ($0.11/sh)         500,000         500         54,188         0                0            54,688
First quarter - services ($2.49/sh)*        200,000         200        498,238         0                0           498,438
First quarter - services ($2.73/sh)**       425,000         425      1,158,363         0                0         1,158,788
Second quarter - cash ($0.35/sh)            879,300         879        306,876         0                0           307,755
Second quarter - services ($2.56/sh)*       250,000         250        640,375         0                0           640,625
Third quarter - cash ($0.35/sh)             646,714         647        225,703         0                0           226,350
Third quarter - cash ($0.67/sh)              67,164          67         44,933         0                0            45,000
Third quarter - services ($2.13/sh)*        200,000         200        424,800         0                0           425,000
Fourth quarter - cash ($0.35/sh)            474,998         475        165,774         0                0           166,249
Fourth quarter - services ($0.97/sh)*        50,000          50         48,388         0                0            48,438

Net loss                                          0           0              0         0       (3,715,319)       (3,715,319)
                                       ------------ ----------- -------------- --------- ----------------   -----------------

BALANCE, December 31, 1998             $ 13,783,662 $    10,091 $    3,867,255         0 $     (3,756,258)  $       124,781
                                       ------------ ----------- -------------- --------- ----------------   -----------------

Beneficial conversion feature creation            0           0              0    84,667                0            84,667
First quarter - cash/services($0.26/sh)   2,500,000       2,500        647,500         0                0           650,000
First quarter - services                    301,000         301        436,340         0                0           436,641
First quarter - services ($1.58/sh)**       100,000         100        157,712         0                0           157,813
First quarter - services ($.26/sh)**        175,000         175         45,325         0                0            45,500
First quarter - services ($.41/sh)*         950,000         950        392,409         0                0           393,359
First quarter - debt conversion             427,908         428        144,572         0                0           145,000
First quarter - debt conversion                   0           0         48,334         0                0                 0
Second quarter - cash ($0.13/sh)            400,000         400         49,600         0                0            50,000
Second quarter - services                   800,000         800        163,200         0                0           164,000
Second quarter - services ($0.25/sh)*     2,000,000       2,000        498,000         0                0           500,000
Second quarter - debt conversion            607,703         608        108,392         0                0           109,000
Second quarter - debt conversion                  0           0         36,333         0                0                 0
Third quarter - acquisition              32,842,909      32,843        423,565         0                0           137,135
Third quarter - reverse split           (43,910,546)    (43,911)        43,911         0                0                 0

Net loss                                          0           0              0         0       (3,169,895)       (3,669,895)
                                       ------------ ----------- -------------- --------- ----------------   -----------------
ENDING BALANCE,
September 30, 1999 (unaudited)         $ 10,977,636 $    10,978 $    7,062,448  $      0 $     (7,745,426)  $      (671,999)
                                       ============ =========== ============== ========= ================   =================

     The accompanying notes are an integral part of the financial statements
                                       F-4


                Environmental Construction Products International
                          f/k/a Ginsite Materials, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                                                   Cumlitive
                                                                                                                     since
                                                                                  For the Nine Months Ended        Inception
                                                                               September 30,    September 30,    September 30,
                                                                                   1999              1998             1999
                                                                             ----------------- ---------------- ----------------
CASH FLOWS FROM DEVELOPMENT ACTIVITIES:
  Net loss                                                                   $  (3,669,895)    $ (3,708,326)    $ (7,745,426)
  Adjustments to reconcile net loss to net cash used by
     development activities
   Amortization - beneficial conversion feature                                     84,667                0           84,667
   Amortization - other                                                              7,647            7,646           17,842
   Depreciation                                                                     18,968           11,069           38,175
   Stock issued in lieu of cash - third parties                                  1,995,891           54,688        2,050,578
   Stock issued in lieu of cash - officers and employees                         1,215,172        2,722,851        4,001,905
   Bad debt                                                                         10,000                0          227,817
  Changes in assets and liabilities
   (Increase) decrease in accounts receivable - trade                                1,323                0                0
   (Increase) decrease in accounts receivable-related party                         18,696          (29,247)         (28,000)
   (Increase) decrease in inventory                                                  9,813          (15,185)         (13,566)
   (Increase) decrease in accrued interest on note receivable - related party            0                0           (1,250)
   (Increase) decrease in deposits                                                  (1,025)         (20,520)         (14,473)
   Increase (decrease) in accounts payable                                         (29,971)          10,308           59,986
   Increase (decrease) in accounts payable-related party                                 0          (20,000)           4,350
   Increase (decrease) in salaries payable                                               0          332,174            4,816
   Increase (decrease) in payroll taxes payable                                     64,949           25,109           79,783
   Increase (decrease) in accrued interest on note payable - related party               0            1,354            3,949
                                                                             ----------------- ---------------- ----------------
  Net cash used by development activities                                         (273,765)        (628,079)      (1,228,847)
                                                                             ----------------- ---------------- ----------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Issuance of note receivable - related party                                     (215,538)         (66,500)        (292,038)
  Purchase of property and equipment                                                     0         (150,766)        (177,034)
  Purchase of property and equipment - related party                                     0                0          (10,000)
                                                                             ----------------- ---------------- ----------------

(479,072)h used by investing activities                                           (215,538)        (217,266)        (479,072)
                                                                             ----------------- ---------------- ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
       Loans from related parties                                                  189,539                0          298,986
       Proceeds from issuance of convertible debt                                  254,000                0          254,000
       Proceeds from issuance of common stock, net                                  50,000          843,350        1,159,529
                                                                             ----------------- ---------------- ----------------

  Net cash provided by financing activities                                        493,539          843,350        1,712,515
                                                                             ----------------- ---------------- ----------------

  Net increase (decrease)  in cash                                                   4,236           (1,995)           4,596

CASH, beginning of period                                                              360            7,791                0
                                                                             ----------------- ---------------- ----------------

CASH, end of period                                                          $       4,596     $      5,796     $      4,596
                                                                             ================= ================ ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
       Acquisition of patent from shareholder                                $           0     $          0     $     50,976
                                                                             ================= ================ ================
       Issuance of common stock for patent                                   $           0     $          0     $      7,918
                                                                             ================= ================ ================
       Due to shareholder for patent                                         $           0     $          0     $     43,058
                                                                             ================= ================ ================
       Conversion of convertible debt                                        $     254,000     $          0     $    254,000
                                                                             ================= ================ ================
       Debt issued to acquire technology                                     $           0     $    150,000     $    150,000
                                                                             ================= ================ ================

     The accompanying notes are an integral part of the financial statements
                                       F-5

                Environmental Construction Products International
                          f/k/a Ginsite Materials, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(Information with respect to periods ended September 30, 1999 and 1998 is unaudited)

(1) Summary of Significant Accounting Principles
      TheCompany Ginsite Materials, Inc., is a Florida chartered development stage corporation which conducts business from its headquarters in Fort Lauderdale, Florida. The Company was incorporated on August 7, 1997.

         The Company is principally involved in the manufacturing, marketing and sales of the Ginsite formulation, a material that enhances or replaces wood, concrete and similar construction materials. Current activities include raising additional equity and negotiating with potential national distributors. The Company is in the development stage and has just begun to acquire the necessary operating assets to carry on its proposed business. While the Company is negotiating with potential customer distribution channels, there is no assurance that any benefit will result from such activities. The Company will not receive significant operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

         The financial statements for the nine months ended September 30, 1999 and 1998 include all adjustments which, in the opinion of management, are necessary for fair presentation. The following summarize the more significant accounting and reporting policies and practices of the
         Company:

               a) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the statements of financial condition, and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

               b)  Start-up  costs  Costs  of  start-up  activities,   including
               organization costs, are expensed as incurred.

               c) Net loss per share Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

               d) Compensation for services rendered for stock The Company issues shares of common stock in exchange for services rendered and in payment of shareholder loans. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

               e) Inventories Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for substantially all inventory.

               f) Basis of presentation The consolidated financial statements include the accounts of Envirocon Corp., its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in the consolidation.

               g) Intangible asset - patent pending Patents are recorded at historical cost and amortized, beginning the date the patents are placed in service over their estimated useful lives, using the straight-line method.

               h) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method. Upon sale or retirement, the costs and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance charges which do not increase the useful lives of the assets are charged to operations as incurred.

                Environmental Construction Products International
                          f/k/a Ginsite Materials, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(2) Significant Acquisitions On August 13, 1999, the Company acquired 100% of the issued and outstanding common shares of Environcon Corp., a Nevada corporation headquartered in Denver, Colorado. The Company issued 32,842,909 shares of its common stock to effect this transaction. This acquisition has been accounted for as a pooling of interests.

(3) Intangible Asset - Patent Pending On August 7, 1997, a majority shareholder formally assigned to the Company a certain patent pending with the United States Patent and Trademark Office of the Department of Commerce. The patent was recorded at its historical cost of $50,976, which represents the accumulated expenditures of the majority shareholder to refine the patent process. The patent is being amortized over a period of five years, its estimated useful life, which began in 1998, the year the patent process was placed in service. Amortization expense for the periods ended September 30, 1999 and 1998 was $7,647 and $7,646, respectively.

(4) Property and Equipment Depreciation expense for the periods ended September 30, 1999 and 1998 was $18,968 and $11,069, respectively.

(5) Long Term Debt In February 1999, the Company issued a 9% convertible note due on February 1, 2001 for $254,000 cash. The note is convertible into shares of the Company's common stock at a conversion price equal to the lesser of 100% of the lowest of the closing bid prices for the common stock for the five trading days prior to the date of the note, or 75% of the lowest of the closing bid prices for the common stock for the five trading days immediately prior to the conversion date. As of September 30, 1999, the debt was converted into 1,035,611 shares of common stock at prices ranging from $0.17 to $0.66 per share.

         The Company recognized a beneficial conversion feature discount, in accordance with EITF Topic D-60 amounting to $84,665. The discount was immediately amortized as the notes were immediately convertible. The amount of reclassification from beneficial conversion feature to additional paid-in capital due to conversion of the related debt for the period ended September 30, 1999 was $84,665.

         In March 1999, the Company was offered debt financing in the form of non-interest bearing loans for up to $581,000, to be loaned on an as needed basis throughout the remainder of 1999. There is no formal written agreement regarding the repayment of these loans.

(6) Stockholders' Equity The shareholders, in January 1999, consented to increase the number of authorized common shares, $0.001 par value, from 17,250,000 to 50,000,000 shares and to 100,000,000 shares in September
         1999. Concurrently, 10,000,000 shares of preferred stock with no determined par value were authorized. In September 1999, the Company completed a one for five reverse split of the issued and outstanding common shares. The Company had 10,977,636 and 13,783,662 shares of common stock issued and outstanding at September 30, 1999 and December 31, 1998, respectively. There were no shares of preferred stock issued as of September 30, 1999.

         During the first quarter of 1999, the Company issued a total of 1,226,000 shares of restricted common stock for services rendered at a total value of $598,438, the current market price less any applicable marketability discount. 1,050,000 of these shares were issued to officers, 175,000 to employees of the Company and 1,000 to a third party. The Company issued a total of 150,000 shares of unrestricted common stock to third parties for services rendered at a total value of $181,750.

         Also during the first quarter of 1999, the Company issued 2,500,000 shares of unrestricted common stock for $75,000 in cash. In accordance with generally accepted accounting principles, these shares have been recorded at the market value on the date of obligation of $0.26 per share. Compensation expense of $575,000 has been charged to operations.

         During the second quarter of 1999, the Company issued a total of 2,800,000 shares of restricted common stock for services rendered at a total value of $664,000, the current market price less any applicable marketability discount. These shares were all issued to officers of the Company. During the second quarter, 400,000 shares were issued for $50,000 in cash.

                Environmental Construction Products International
                          f/k/a Ginsite Materials, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(6) Stockholders' Equity (Continued) In August 1999, the Company issued 32,842,909 shares of restricted common stock, in exchange for 100% of the issued and outstanding common stock of Environcon Corp.

         During the nine months, $254,000 of convertible debt was converted to 1,035,611 shares of unrestricted common stock. The number of shares issued under the conversion was determined according to the terms of the note (Note 5), with conversion prices ranging from $0.17 per share to $0.66 per share.

(7) Operating Lease The Company leases warehouse and office space located in the Fort Lauderdale area. Total rent expense for the period ended September 30, 1999 and 1998 was $124,120 and $104,855, respectively.

         Future minimum lease payments under the noncancellable operating lease at December 31, 1998 are as follows:

                1999                   $  133,866
                2000                      140,560
                2001                      147,588
                2002                      154,967
                2003                      162,715
                Thereafter                710,593
                                       ----------
                                       $1,450,289
                                       ==========

(8) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $802,745, which expire beginning December 31, 2117.

         The amount recorded as deferred tax assets, cumulative as of December 31, 1998, is $157,940 which represents the amount of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $164,254, as the Company has no history of profitable operations.

(9) Related parties In January 1999, the Company advanced funds in the amount of $30,000 to Progressive Technology, Inc., a company under common control. These funds are considered a temporary advance and are expected to be repaid within the subsequent year. As of September 30, 1999, the unpaid amount was $30,000 and is presented in Note receivable
         - related party.

         As of January 1, 1998, the Company provides personnel services for and shares certain building expenses with Progressive Technology, Inc., a company under common control. The Company is reimbursed for the cost of providing these items and records the reimbursements as a reduction of operating expenses. Unpaid amount at September 30, 1999 is $215,538 and is presented net of allowance for doubtful accounts of $105,750 in Notes receivable - related party.

         During 1997, the Company paid $10,000 to Progressive Technology, Inc., a company under common control, for the design, labor and material necessary to build certain property and equipment. This purchase is presented in property and equipment at historical cost, net of accumulated depreciation. During the period ended December 31, 1998, the Company was advanced funds from Y2K Medical, Inc., a company under common control. Unpaid amounts were $4,350 at March 31, 1999 and December 31, 1998 and are presented in Accounts payable - related party. Y2K Medical, Inc. is currently inactive and awaiting a formal dissolution with the State of Florida.

         During 1997, a majority shareholder formally assigned a certain patent pending (Note 3) to the Company in exchange for a note bearing interest of 6.343% annually. The note is unsecured and is due within one year. The shareholder has the option to permit an extension of the repayment period for an additional year if the Company so requests. The unpaid principal amount was $43,058 at March 31, 1999 and December 31, 1998. Accrued interest at September 30, 1999 was $5,125.

                Environmental Construction Products International
                          f/k/a Ginsite Materials, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(10) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net loss of $7,745,426 accumulated from August 7, 1997 (Inception) through March 31, 1999. The ability of the Company to continue as a going concern is dependent upon developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently negotiating with potential national distributors and seeking additional capital and financing to allow it to continue its planned operations.

Item 2.           Management's Discussion and Analysis or Plan of Operation

General

     Environmental Construction Products International, Inc., f/k/a/ Ginsite Materials, Inc. a Florida corporation, ("ECPI") was formed for the initial purpose of manufacturing GINSITE(TM), a resin-bound innovative coating material which is non-porous, waterproof and bonds directly to various surfaces. The product is manufactured exclusively for the construction and marine markets. The founding philosophy arose from a concern regarding the continued destruction of the world's natural resources and specifically trees.

     The Company was in the development stage until August 1999 when it entered into an Agreement and Plan of Reorganization("Agreement") with Envirocon, Inc., a Nevada corporation. Envirocon possesses similar construction and building industry skills and presented additional managerial skills which the Company believes will enhance its ability to successfully market its GINSITE(TM) product and accomplish its founding philosophy. From the date of the Agreement in August 1999 through September 30, 1999, the Company has not generated significant revenues due to its reorganization efforts. Since the date of the Agreement through September 30, 1999, the Company has generated cumulative losses of approximately $____________. Although the Company has entered into a joint venture agreement which may prove to be very positive to future growth there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     On August 13, 1999, Ginsite Materials, Inc. (the "Company"), a Florida corporation, and Envirocon Corporation("ECORP"), a Nevada corporation, and the individual holders of at least 80%(Eighty Percent) of the outstanding capital stock of ECORP (the "Holders") consummated a re- organization(the "Reorganization") pursuant to a certain Agreement and Plan of Reorganization ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company at least 80% of the issued and outstanding 3,800,000 shares of common stock of ECORP in exchange for 60% of the Shares of common stock of the Company issued and outstanding immediately after completion of the reorganization. Upon closing, ECORP became a subsidiary of Ginsite. The reorganization is being accounted for as a reverse acquisition.

     Simultaneously with the closing of the Reorganization, all of the then officers and directors of the Company tendered their respective resignations in accordance with the terms of the Agreement. Frank Glinton, George Anagnost, Murray Ginsberg and Wayne Doss were elected to serve on the Board of Directors of the newly reorganized Company (the "Board"). The fifth position on the Board of Directors will be filled by agreement of the new Directors. The new Board appointed Frank Glinton as the President and George Anagnost as senior vice-president, secretary and treasurer of the Company.

     Upon the execution of the Agreement, the Board of Directors of the newly reorganized company transferred the operations and assets of Ginsite as they existed prior to the reorganization to a wholly owned subsidiary of the newly organized company(the "Subsidiary"), and appointed a five member board to oversee the operations and management of the Subsidiary. The Subsidiary's Board of Directors is made up of George Anagnost, Frank Glinton, Murray Ginsberg, Wayne Doss with a fifth board member to be mutually agreed upon by the Subsidiary's Board of Directors.

     On September 8, 1999, the newly reorganized Company announced that it had approved by majority consent of its shareholders, in lieu of a shareholder meeting, a name change to ENVIRONMENTAL CONSTRUCTION PRODUCTS INTERNATIONAL ("ECPI")and a five to one reverse split of its common stock as of the record date of September 30, 1999.

     On September 9, 1999, the Company also restated its Articles of Incorporation on in order to increase the number of shares of common stock authorized to be issued from Fifty Million (50,000,000) to One Hundred Million (100,000,000) and to name its new board members.

     Copies of the Agreement are incorporated herein by reference [See: Part II. Item6.(b) Reports on Form 8-K] The foregoing descriptions are qualified in their entirety by reference to the full text of such agreements.

     Subsequent to the closing of the Agreement the former directors and officers (including Murray Ginsberg) challenged the validity of the Agreement. On October 19, 1999, the Company entered into a verbal Stipulation For Settlement agreement with Murray Ginsberg, Henry Max and Audrey Max which also joined Henry Lione and S. Barry Grieper ratifying and affirming the Plan of Reorganization and acknowledging their respective resignations as directors as well as the appointment of Frank Glinton as President and director, George Anagnost as Vice President, Secretary, Treasurer and director, and Wayne Doss as a director. The Settlement was approved by the parties and subsequently affirmed by court order. [See: Part II. Item 6. Index to Exhibits. No. 4.3 - Order of the Circuit Court.]

     In August 1999, the Company entered into a Joint Venture Agreement with Modular Homes Limited, a company incorporated in the country of India, to jointly manufacture, market and produce ECPI's Panel Technology in India and other countries of mutual interest under a license from ECPI (USA) [See. Part II, Index to Exhibits, Exhibit No. 10.3 - Joint Venture Agreement]


Discussion and Analysis


     The Company is currently marketing product, and expects to introduce other products by the end of 2000.

     Since execution of the agreement with ENVIROCON the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net gain may not continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.


     Results of  Operations  for the Three Months Ended  September  30, 1999 and
1998

Overview

     From its inception, the Company has incurred losses from operations. As of September 30, 1999, the Company had cumulative net losses totaling approximately $_____________ as compared with cumulative net losses totaling approximately $________________ for the period ending September 30, 1998. Through fiscal 1998, the Company focused primarily on developing its products, marketing and organizational structure. During fiscal year 1999, management continued to perfect its product and, in addition, sought out additional synergies to enhance its managerial capabilities.

Financial Position

     Working capital as of September 30, 1999 was a deficit of approximately $____________, as compared to working capital deficit of approximately $______________ at September 30, 1998. This increase is primarily due to receipt of additional investor proceeds from the sale of the company's common stock.

Revenues

     For the three months ended September 30, 1999 and 1998, the Company had total net revenues of approximately $___________ and $____________, respectively. For the three months ended September 30, 1999, revenues were comprised primarily of __________________sales of its _______________ product. The increase of approximately $________________is due to ______________ and its ancillary sales.

Selling, General, and Administrative Expenses

     For the three months ended September 30, 1999, operating expenses increased by approximately $_____________ or _____% from $______________ for the three months ended September 30, 1998. This increase is primarily related to costs associated with _____________ as well as organizational and infrastructure enhancements. In accordance with the Company's marketing plan for fiscal 1999 year, expenses related to promotion, trade shows, and conventions were increased to enhance the industry awareness of the Company's products and services.

     In the past, the Company has focused on the design and development of proprietary products. For fiscal 2000, the Company anticipates launching an aggressive marketing plan that is designed to increase worldwide sales of its products. The Company believes that the increased operating expenses incurred during the three months ended September 30, 1999 will position the Company to generate increased revenue in the second quarter and throughout its fiscal year 2000.

Liquidity and Capital Resources

     The    Company's    operations    are   being   funded    primarily    from
______________________, debentures and equity transactions.

     It is the Company's intention to pursue additional debt and or equity financing in the range of $___________________ to $__________________ during the remainder of fiscal 1999, however, there can be no assurance that they will be successful in their efforts. The Company believes that cash flows generated from operations and borrowing capacity, combined with proceeds from future debt or equity financing will provide adequate flexibility for funding the Company's working capital obligations.

Impact of the Year 2000 Issue

     The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     The Company determined that the Year 2000 impact is not material to ECPI and that it will not impact its business, operations or financial condition since all of the internal software utilized by the Company has the capability of being upgraded to support Year 2000 versions.

     The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1.  Legal Proceedings.

     Subsequent to the closing of the Agreement the former directors and officers (including Murray Ginsberg) challenged the validity of the Agreement. On October 19, 1999, the Company entered into a verbal Stipulation For Settlement agreement with Murray Ginsberg, Henry Max and Audrey Max which also joined Henry Lione and S. Barry Grieper ratifying and affirming the Plan of Reorganization and acknowledging their respective resignations as directors as well as the appointment of Frank Glinton as President and director, George Anagnost as Vice President, Secretary, Treasurer and director, and Wayne Doss as a director. On October 19, 1999, the Company appeared with counsel in the Circuit Court for Broward County, Florida Case No.: 99-017314 to enter into open court the Stipulation For Settlement as agreed to by all parties on October 19, 1999. The court entered an order on November 15, 1999 reaffirming the Stipulation For Settlement with few exceptions.[See: Part II., Item 6., Index to Exhibits, Exhibit No. 4.2 - Stipulation For Settlement] A motion to set aside this order is pending. It is the opinion of Counsel for the Company that the pending motion is without merit.


Item 2. Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     For the quarter ending September 30, 1999, covered by this report the following matters were submitted to a vote of the Company's shareholders, through the solicitation of consents from shareholders:

     1. On August 13, 1999 a majority of the Company's shareholder's voted to approve the Share Exchange and Reorganization pursuant to a Plan of Reorganization signed by the board of directors August 13, 1999.

     2. On August 13, 1999 a majority of the Company's shareholder's voted to approve the appointment of new members to the board of directors:
          Frank Glinton, George Anagnost, Wayne Doss and Murray Ginsberg. A fifth position on the board shall be filled upon a convening of the newly appointed board of directors.

     3. On September 9, 1999, by majority consent of its shareholders, in lieu of a shareholder meeting, the Company changed its name to Environmental Products International, Inc. and approved a five to one reverse stock split.

Item 5.  Other Information

     On July 6,1999, the Company filed its initial Form 10SB with the Securities and Exchange Commission and became a fully reporting public company as of September 7, 1999. Prior to becoming effective, on August 13, 1999, the Company entered into an Agreement and Plan of Reorganization. This Agreement resulted in a change of control of the Company's management. The Company filed a Form 8-K with the Securities and Exchange on October 12, 1999 and will be providing amendments to its original Form 10SB to accurately disclose all material developments and information relating to the aforementioned reorganization .

Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

     (b) See attached Form 8-K filed with the U.S. Securities and Exchange Commission on October 12, 1999 regarding events occurring during the quarter ended September 30, 1999.


Exhibit No.             Description
-------------------------------------------------------------------------------
Item 1.      Index to  Exhibits


3.(i).1        Articles of Incorporation of Ginsite Materials, Inc.
               filed August 7, 1997(1)

3.(i).2 Articles of Amendment to the Articles of Incorporation of Ginsite Materials, Inc., filed April 16, 1999(1)

3.(i).3  *     Restated  Articles of  Incorporation  of Ginsite  Materials,
               Inc.  filed  September  9,  1999,   superseding  the  original
               Articles of  Incorporation  increasing the authorized  Capital
               Stock and appointing new directors.

3.(i).4  *     Articles of Amendment to the  Articles of  Incorporation  of
               Ginsite Materials,  Inc.,  changing the Name of Corporation to
               Environmental Construction Products International, Inc., filed
               September 16, 1999.

3.(i).5  *     Articles of Share Exchange and Reorganization  pursuant to a
               Plan of  Reorganization  adopted  August  13,  1999 and  filed
               October 13, 1999.


3.(ii).1       Bylaws of Ginsite Materials, Inc.(2)


4.1A           Form of Private Offering(1)

4.1B           Note Purchase Agreement, The Augustine Fund, L.P., (1)


4.2 Agreement and Plan of Reorganization Ginsite Materials, Inc.'s Acquisition of ENVIROCON Corporation dated August 13, 1999. (2)

10.1           Form Of Distributorship Agreement(1)

10.1A Distributorship Agreement, M J INNOVATIONS, Jean-A. Medici, Michael Alderman(1)

10.1B          Distributorship Agreement, Marcus Dean Rogozinski(1)

10.1C          Distributorship Agreement, Fred Roneker(1)

10.2           Form Of License Agreement (1)

10.2A          License Agreement, Concession Management of Palm Beach, Inc.(1)

10.3           Lease Agreement, Steven J. Cooperman, Trustee(1)

10.4A          Employment Agreement   Murray Ginsberg(1)

10.4B          Employment Agreement   Audrey Max(1)

10.4C          Employment Agreement   Henry Lione(1)

10.4D          Employment Agreement   Eugene Ladin(1)

10.4E          Employment Agreement   Barry Grieper(1)

10.4F          Employment Agreement   Henry Max(1)

10.5           Indemnification Agreement & Covenant Not To Sue
               Murray Ginsberg(1)

10.6           Independent Marketing Services Agreement    Wayne A. Doss(1)

10.7           Purchase & Sale Agreement with ECO Marine Materials, Inc.(1)

10.8A          Consulting Agreement, Intercontinental Capital Corp.(1)

10.8B          Consulting Agreement, Monetary Advancement International, Inc.(1)

10.8B.1        Consulting Agreement Termination & Mutual Release,
               Monetary Advancement International, Inc.(1)

10.9A          Assignment of  Patent by Murray Ginsberg(1)

10.9B          Patent Application & Status; Trademark Application  & Status(1)

10.10.A.1      Promissory Note , Murray Ginsberg and Ginsite,
               patent assignment.(1)

10.10.A.2      Promissory Note, Ginsite and Progressive Technology(1)

10.10.A.3      Promissory Note, Ginsite and Progressive Technology(1)

10.11     *    Original License Agreement to Intellectual  Property between
               Paul Artzer, an individual, and ENVIROCON Corporation, a Nevada corporation, October 13, 1998.

10.12     *    Renewal  of  License  Agreement  to  Intellectual  Property
               between Paul Artzer, an individual, and ENVIROCON Corporation, a Nevada corporation, October 13, 1998..

10.13     *    Joint Venture Agreement between  Environmental  Construction
               Products   International,    Inc.(USA)   and   Modular   Homes
               Limited(INDIA) for the purpose of jointly manufacturing, marketing and promoting ECPI Panel Technology in India dated
               August 19, 1999.


27.1     *     Financial Data Schedule

99.1     *     Order  of the  Circuit  Court  of the  Seventeenth  Judicial
               Circuit for Broward County, Florida Enforcing Settlement between Environmental Construction Products International,
               Inc., a Florida corporation, and Murray Ginsberg, Henry Max and Audrey Max, dated November 15, 1999.


-------------------

(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of Ginsite Materials, Inc. (File No. 0-26609), filed with the U.S. Securities and Exchange Commission.

(2)  Incorporated   herein  by  reference  to  the  Form  8-K  of  ENVIRONMENTAL
     CONSTRUCTION PRODUCTS INTERNATIONAL f/k/a GINSITE MATERIALS, INC. (File No. 0-26609), filed with the U.S. Securities and Exchange Commission.

*    Filed herewith



                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                ENVIRONMENTAL CONSTRUCTION PRODUCTS INTERNATIONAL
                                      f/k/a
                             GINSITE MATERIALS, INC.
                                  (Registrant)



Date: November 22, 1999                 By:  /s/ Frank Glinton
                                             ------------------------
                                             Frank Glinton, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                            Signature                 Title
     ----                            ---------                 -----

November 22, 1999        By: /s/ Frank Glinton             President & CEO
                             --------------------
                             Frank Glinton


November 22, 1999        By: /s/ George Anagnost           Treasurer & CFO
                             --------------------
                             George Anagnost